Form 10-Q
period 1995-01-31
VARITRONIC SYSTEMS INC
filed 1995-03-15
CIK 738633

Varitronic Systems, Inc.
300 Highway 169 South
300 Interchange North
Minneapolis, MN  55426
Telephone: 612-542-1500
Fax: 612-541-1503

March 10, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

File 0-16566 - Form 10-Q

The following EDGAR filing is Varitronic Systems, Inc. second quarter fiscal 1995 Form 10-Q pursuant to applicable provisions of the Securities and Exchange Act of 1934. The report covers the quarter and six months ended January 31, 1995.

I can be reached by phone at 612-542-1500, or by fax at 612-541-1503.

Our filing account number is 0000738633.

Very truly yours,


VARITRONIC SYSTEMS, INC.





John A. Rahja
Director of Accounting




                                 _____________

                                   FORM 10-Q
                                 _____________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended January 31, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number:  0-16566


                            VARITRONIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



         Minnesota                                           41-1442400
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


300 Interchange North
300 Highway 169 South
Minneapolis, Minnesota                                          55426
(Address of principal executive offices)                     (Zip Code)

                                  612-542-1500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  _X_   No



On March 9, 1995 there were 2,323,987 shares of the registrant's $.01 par value common stock outstanding.



PART I - FINANCIAL INFORMATION
Item 1:  Financial statements

                            VARITRONIC SYSTEMS, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                    (UNAUDITED)
                                                                 JANUARY 31, 1995              JULY 31, 1994
Current assets:
  Cash                                                               $   263,158              $   209,844
  Accounts receivable, net                                             8,215,775                8,902,523
  Inventories:
    Finished goods                                                     5,047,951                4,935,609
    Raw materials and component parts                                  8,116,171                6,801,194
      Total inventories                                               13,164,122               11,736,803

  Other current assets                                                 1,316,260                  826,322

      Total current assets                                            22,959,315               21,675,492

Property and equipment, net                                            3,940,995                4,264,098

      Total assets                                                   $26,900,310              $25,939,590



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under line of credit                                    $ 3,500,000              $ 3,000,000
  Accounts payable                                                     3,003,273                2,992,734
  Accrued liabilities                                                  1,127,602                1,216,335

      Total current liabilities                                        7,630,875                7,209,069

Stockholders' equity:
  Common stock, $.01 par value,
    10,000,000 shares authorized;
    2,323,987 and 2,408,123 shares
    issued and outstanding                                                23,240                   24,081
  Additional paid-in capital                                             185,255                     -
  Retained earnings                                                   19,060,940               18,706,440

      Total stockholders' equity                                      19,269,435               18,730,521
      Total liabilities and
        stockholders' equity                                         $26,900,310              $25,939,590


See accompanying notes to unaudited consolidated condensed financial statements



                            VARITRONIC SYSTEMS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JANUARY 31,                              JANUARY 31,
                                                      1995                 1994                 1995                 1994

Net sales                                       $12,128,225          $11,240,961          $23,986,443          $22,244,292

Cost of sales                                     7,689,431            6,971,860           15,127,726           13,589,141

  Gross margin                                    4,438,794            4,269,101            8,858,717            8,655,151

Operating expenses:

  Marketing and sales                             1,429,483            1,680,393            2,993,475            3,337,692

  General and administrative                      1,340,250            1,504,780            2,674,094            2,914,932

  Product development                               538,434              656,838            1,141,141            1,169,167

    Total operating expenses                      3,308,167            3,842,011            6,808,710            7,421,791

    Income from operations                        1,130,627              427,090            2,050,007            1,233,360

Other income                                            275                  244                7,891                  783

Interest expense                                    (79,311)                (200)            (152,544)              (8,767)

Income before income taxes                        1,051,591              427,134            1,905,354            1,225,376

Provision for income taxes                          350,000              150,000              630,000              425,000

    Net income                                   $  701,591           $  277,134          $ 1,275,354          $   800,376


 Net income per share                                  $.30                 $.10                 $.55                 $.30

 Weighted average common
  shares outstanding                              2,320,000            2,681,000            2,315,000            2,673,000


See accompanying notes to unaudited consolidated condensed financial statements



                            VARITRONIC SYSTEMS, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           SIX  MONTHS  ENDED
                                                                                               JANUARY 31,
                                                                                          1995               1994
OPERATING ACTIVITIES:
      Net income                                                                     $ 1,275,354          $   800,376
      Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                                 769,494              561,240
           Provision for uncollectible accounts receivable                                33,478                3,247
           Provision for inventory valuation allowance                                   125,000                 -
           Changes in operating assets and liabilities:
              Accounts receivable                                                        653,270              405,099
              Inventories                                                             (1,552,319)             614,186
              Other current assets                                                      (489,938)            (178,551)
              Accounts payable                                                            10,539            1,269,350
              Accrued liabilities                                                        (88,733)            (431,663)

           Net cash provided by operating activities                                     736,145            3,043,284

INVESTING ACTIVITIES:
      Additions to property and equipment                                               (446,391)          (1,785,759)

           Net cash used by investing activities                                        (446,391)          (1,785,759)

FINANCING ACTIVITIES:
      Borrowings under line of credit                                                  3,000,000              500,000
      Repayments under line of credit                                                 (2,500,000)          (2,000,000)
      Proceeds from sale of common stock under
        incentive stock option plan and employee
        stock purchase plan                                                              185,529              145,280
      Repurchase of common stock                                                        (921,969)             (20,000)

           Net cash used by financing activities                                        (236,440)          (1,374,720)

      Net increase (decrease) in cash                                                     53,314             (117,195)

CASH AT BEGINNING OF PERIOD                                                              209,844              334,728

CASH AT END OF PERIOD                                                                $   263,158          $   217,533


See accompanying notes to unaudited consolidated condensed financial statements


                            VARITRONIC SYSTEMS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Consolidated Condensed Financial Statements:

     The unaudited consolidated condensed financial statements as of January 31, 1995, and for the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The unaudited consolidated condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's report on Form 10-K for the year ended
     July 31, 1994.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales increased to $12,128,000 for the second quarter of fiscal 1995 compared to net sales of $11,241,000 in the prior year second quarter. This increase resulted from growth in sales of two product lines. Sales of the EasyStep(TM) 4000 product line increased by 31.8% from the second quarter of fiscal 1994, and represented almost 35% of current quarter net sales. The Company markets the EasyStep 4000 in the industrial labeling and signage markets. Sales of the PosterPrinter product line increased by 18.5% between the comparable quarters, and represented 31.7% of current period net sales. This growth was due in part to the January 1994 introduction of the third generation PosterPrinter machine, the ProImage(TM). Decreased sales of supplies for the Company's mature lettering systems, including the Merlin, Express, Elite and XT product lines, offset some of these increases. The decrease in sales of supplies used with these machines was expected due to the aging of the installed end user machine base. Overall, machine sales declined slightly between the comparable periods, while supply sales increased by 15.6%.

The Company resumed shipments of a new labeling system, the ProPartner (TM), in December 1994. Total product line sales were $508,000 in the quarter ended January 31, 1995. This product was initially launched in the fourth quarter of fiscal 1994, but shipments were suspended in July 1994 to implement improvements to the manufacturing process. The Company expects to introduce the EasyStep(TM) 2500, the industrial market version of the ProPartner, in the third quarter of fiscal 1995. The EasyStep 2500 can be powered by battery, and has bar code and international language capability. Order backlog of these products totaled approximately $1,500,000 at January 31, 1995. The Company doesn't expect to ship this entire backlog in the fiscal 1995 third quarter.

Net sales for the six months ended January 31, 1995 were $23,986,000, compared to net sales of $22,244,000 in the same period in fiscal 1994. Sales of the EasyStep 4000 product line increased by 54.6% between the periods, and represented 33.8% of current period six month net sales compared to 23.6% one year ago. Sales of the PosterPrinter product line increased by 18.8% over the year-ago period. Sales of mature lettering products decreased by approximately 30% between the periods for the reasons noted above. Current period total machine sales increased by 4.6% from last year, while supply sales increased by 11.4%.

Gross margin was 36.6% and 36.9% for the second quarter and six months ended January 31, 1995, compared to 38.0% and 38.9% for the comparable periods in the prior fiscal year. Machine margins decreased from last year due to increased sales of the lower margin PosterPrinter machines. PosterPrinter machine sales comprised 56.7% of the current year six month machine sales compared to 44.9% in the year-ago six month period. Supply margins decreased slightly due to increased sales of lower margin supplies used with the Company's EasyStep 4000 machine. Finally, the Company recorded a $125,000 expense provision to the inventory valuation accounts in fiscal 1995 compared to no provision in the prior year six-month period. This provision was intended to cover certain anticipated inventory scrap and rework costs for the EasyStep 2500/ProPartner product line.

Operating expenses for the second quarter of fiscal 1995 were $3,308,000 compared to $3,842,000 in the second quarter of fiscal 1994, a decrease of $534,000, or 13.9%. Prior year operating expenses included approximately $250,000 incurred in connection with acquisition discussions with Kroy, Inc. which were terminated in December 1993. These costs were included in general and administrative expenses. Marketing and sales expenses decreased by $251,000 from the second quarter of last year due to decreased advertising and promotion expenses. In addition, the fiscal 1994 second quarter included certain costs incurred in connection with new product introductions. Product development expenses decreased by $118,000, or 18.0%, between comparable periods. Prior year expenses included higher costs associated with the development of the EasyStep 2500/ProPartner product line, and the contract development for the ProLynx computer interface for the ProImage.

Operating expenses for the six months ended January 31, 1995, were $6,809,000 compared to $7,422,000 in the same period in fiscal 1994. Marketing and sales expenses decreased by $344,000 during the current period compared to the same period in fiscal 1994, principally due to a significant decrease in promotion expenses resulting from changes to promotion programs.

Interest expense totaled $79,000 for the current quarter, and $153,000 for the current six month period. Average daily borrowings under the bank line of credit were approximately $3,850,000 during the current six month period.

The Company provided for income taxes at a 33.3% and 33.1% rate for the current quarter and six months compared to an effective tax rate of 32.1% for all of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES:

As of January 31, 1995, cash totaled $263,000, an increase of $53,000 from July 31, 1994. Cash provided by operations for the six months ended January 31, 1995, was $736,000 which compares to cash provided by operations of $3,043,000 for the comparable period in fiscal 1994. The decrease in cash provided from operating activities in the current year resulted from a gross increase in inventory of $1,552,000, comprised mainly of PosterPrinter, EasyStep 4000 and EasyStep 2500/ProPartner inventory. Cash provided by operating activities also included an increase of $475,000 in net income and $363,000 in non-cash expenses in the current six month period. The Company expended $446,000 for capital additions compared to $1,786,000 in the year-ago period under investing activities. Prior year fixed asset additions were mainly for specialized tooling for the EasyStep 2500/ProPartner product line. Under financing activities, the Company paid its bank line down by $1,500,000 during the six months ended January 31, 1994, compared to an increase of $500,000 to the bank line in the current year. In the current year, the bank line has been used to finance growth in inventory and repurchase shares of Common Stock. As of January 31, 1995, working capital increased to $15,328,000 from $14,466,000 at July 31, 1994, while the current ratio was 3.0 to 1 for both of these dates.

The Company has available an unsecured $10,000,000 bank line of credit through December 31, 1996. The bank line outstanding at January 31, 1995 was $3,500,000, compared to $3,000,000 at July 31, 1994.

The Company expects that it will continue to finance its working capital and capital expenditure needs for the foreseeable future from internally generated funds and its bank line of credit.

DISTRIBUTION RIGHTS:

The Company has exclusive distribution rights in the United States, Canada, Mexico and certain South American countries for the ProImage PosterPrinter under a distribution agreement with Itochu Corporation (a Japanese trading company). The Company has met the minimum order requirements under the agreement and continues to maintain exclusive distribution rights in the noted countries. The distribution agreement expires December 31, 1995. The Company has non-exclusive distribution for the 220 volt ProImage in certain foreign countries, primarily in Europe, under a letter agreement with Itochu. This letter agreement incorporates by reference substantially all of the terms and conditions of the exclusive distribution agreement referred to above. Under terms of the letter agreement, the Company is the exclusive distributor of the 220 volt ProImage in these countries until March 31, 1995. At such time, and at the discretion of Itochu, the Company will be appointed the exclusive distributor, or the non-exclusive distribution agreement will continue.

                          PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders of the Company held on December 9, 1994, the shareholders approved the adoption of the 1994 Incentive Stock Option Plan under which 100,000 shares of Common Stock will be reserved for issuance, and also approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan by 75,000. These proposals passed by a vote of 1,420,856 shares in favor and 25,707 shares opposed, and 1,420,508 shares in favor and 26,295 shares opposed, respectively.


         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:  None


                  (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter.


                                   SIGNATURE




                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:  March 9, 1995

                                                  VARITRONIC SYSTEMS, INC.

                                                  /s/ Norbert F. Nicpon
                                                  Norbert F. Nicpon
                                                  Vice President of Finance and
                                                  Administration and Chief
                                                  Financial Officer