Form 10-Q
period 1995-04-30
VARITRONIC SYSTEMS INC
filed 1995-06-13
CIK 738633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 1995

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

                                 Yes _X_  No



On June 9, 1995 there were 2,326,820 shares of the registrant's $.01 par value common stock outstanding.


PART I - FINANCIAL INFORMATION
Item 1:  Financial statements

                            VARITRONIC SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                     (UNAUDITED)
                                                                   APRIL 30, 1995            JULY 31, 1994
Current assets:
  Cash                                                               $   299,151              $   209,844
  Accounts receivable, net                                             9,599,982                8,902,523
  Inventories:
    Finished goods                                                     4,423,525                4,935,609
    Raw materials and component parts                                  8,650,422                6,801,194
      Total inventories                                               13,073,947               11,736,803

  Other current assets                                                 1,114,983                  826,322

      Total current assets                                            24,088,063               21,675,492

Property and equipment, net                                            4,699,754                4,264,098

      Total assets                                                   $28,787,817              $25,939,590



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under line of credit                                    $ 5,200,000              $ 3,000,000
  Accounts payable                                                     3,004,046                2,992,734
  Accrued liabilities                                                  1,054,595                1,216,335

      Total current liabilities                                        9,258,641                7,209,069

Stockholders' equity:
  Common stock, $.01 par value,
    10,000,000 shares authorized;
    2,326,820 and 2,408,123 shares
    issued and outstanding                                                23,268                   24,081
  Additional paid-in capital                                             207,391                     -
  Retained earnings                                                   19,298,517               18,706,440

      Total stockholders' equity                                      19,529,176               18,730,521
      Total liabilities and
        stockholders' equity                                         $28,787,817              $25,939,590


     See accompanying notes to unaudited consolidated financial statements


                            VARITRONIC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            APRIL 30,                                 APRIL 30,
                                                     1995                1994                 1995                 1994
Net sales                                       $12,331,941          $11,064,181          $36,318,384          $33,308,474

Cost of sales                                     8,088,160            6,830,351           23,215,886           20,419,493

  Gross margin                                    4,243,781            4,233,830           13,102,498           12,888,981

Operating expenses:

  Marketing and sales                             1,733,541            1,721,606            4,727,016            5,059,298

  General and administrative                      1,330,129            1,577,761            4,004,224            4,492,693

  Product development                               752,395              515,569            1,893,536            1,684,736

    Total operating expenses                      3,816,065            3,814,936           10,624,776           11,236,727

    Income from operations                          427,716              418,894            2,477,722            1,652,254

Other income                                            801                  381                8,693                1,164

Interest expense                                    (80,941)             (29,393)            (233,485)             (38,159)

Income before income taxes                          347,576              389,882            2,252,930            1,615,259

Provision for income taxes                          110,000              125,000              740,000              550,000

    Net income                                  $   237,576          $   264,882          $ 1,512,930          $ 1,065,259

Net income per share                                $.10                 $.10                 $.65                 $.40

Weighted average common
 shares outstanding                               2,325,000            2,625,000            2,318,000            2,657,000


     See accompanying notes to unaudited consolidated financial statements


                            VARITRONIC SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                                 APRIL 30,
OPERATING ACTIVITIES:                                                                    1995                 1994
      Net income                                                                     $ 1,512,930          $ 1,065,259
      Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                               1,247,648              857,735
           Provision for inventory valuation allowance                                   125,000               25,000
           Provision for uncollectible accounts receivable                                48,820              234,168
           Changes in operating assets and liabilities:
              Accounts receivable                                                       (746,279)            (433,953)
              Inventories                                                             (1,462,144)            (699,858)
              Other current assets                                                      (288,661)            (160,588)
              Accounts payable                                                            11,312              655,074
              Accrued liabilities                                                       (161,740)            (298,504)
      Net cash provided by operating activities                                          286,886            1,244,333

INVESTING ACTIVITIES:
      Additions to property and equipment                                             (1,683,304)          (2,099,405)

           Net cash used by investing activities                                      (1,683,304)          (2,099,405)

FINANCING ACTIVITIES:
      Borrowings under line of credit                                                  5,200,000            4,500,000
      Repayments under line of credit                                                 (3,000,000)          (2,500,000)
      Repurchase of common stock                                                        (921,969)          (1,281,000)
      Proceeds from sale of common stock under
        incentive stock option plan and
        employee stock purchase plan                                                     207,694              163,282

           Net cash provided by financing activities                                   1,485,725              882,282

           Net increase in cash                                                           89,307               27,210

           CASH AT BEGINNING OF PERIOD                                                   209,844              334,728

           CASH AT END OF PERIOD                                                     $   299,151          $   361,938


     See accompanying notes to unaudited consolidated financial statements



                            VARITRONIC SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Consolidated Financial Statements:

    The unaudited consolidated financial statements as of April 30, 1995, and for the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's report on Form 10-K for the year ended July 31, 1994.


2.  Share Repurchase:

    The Board of Directors approved a resolution at its May 16, 1995 meeting authorizing the Company to purchase up to 300,000 shares of its common stock on the open-market or in privately negotiated transactions.



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Net sales increased to $12,332,000 in the third quarter of fiscal 1995 compared to net sales of $11,064,000 in the year-ago period, an increase of $1,268,000 or
11.5 percent. Machine sales increased by 19.8 percent and supply sales increased by 6.7 percent from the year-ago third quarter. Sales of the PosterPrinterTM product line increased by 20.6 percent from the third quarter of fiscal 1994, and represented 36.7 percent of current quarter net sales. Approximately 75 percent of PosterPrinter machines sold domestically were equipped with a ProLynxTM computer interface. The ProImage PosterPrinter machines sold with a ProLynx retail for $3,995, compared to a $3,495 retail price for machines sold without a ProLynx. The Company launched the EasyStepTM 2500 labeling machine, the industrial market version of the ProPartnerTM, in the current year third quarter. Sales of the EasyStep 2500/ProPartner product line were approximately $800,000 in the current quarter. EasyStep 4000 product line sales increased by
7.5 percent from the third quarter of a year ago, and represented 24.5 percent of current quarter sales, despite a significant decrease in sales of EasyStep 4000 supplies to a major distributor due to a change in the distributor's inventory management policy. The Company expects sales of EasyStep 4000 supplies to return to the levels of prior quarters in the fourth quarter of fiscal 1995. International sales increased by 58.4 percent from the third quarter of fiscal 1994 due to increases in EasyStep 4000 and PosterPrinter product line sales.

The Company announced a new product, the VintageColorTM printing system in the current year third quarter. The Company exhibited the printing system at a domestic trade show in March, and at a European trade show in early May. The VintageColor is a wide format, full-color printing system which produces output in 24 or 36 inch widths up to 100 feet long. The VintageColor system includes an inkjet printer, raster image processor software, and other options including a pre-configured color server, color calibrated scanners and a variety of print media and inks. The Company expects sales of this product in the fourth quarter of the current fiscal year.

Net sales for the nine months ended April 30, 1995 were $36,318,000 compared to net sales of $33,308,000 for the nine months ended April 30, 1994, an increase of $3,010,000, or 9.0 percent. Sales of the EasyStep 4000 product line increased by 38.2 percent from last year, while sales of the PosterPrinter product line increased by 19.5 percent between the comparable periods. International sales of these two product lines increased significantly between the nine month periods resulting in a 22.3 percent increase in international sales for the nine month comparative periods. Current year nine month sales of the EasyStep 2500/ProPartner product line, launched during the current fiscal year, were $1,386,000. Sales of the Company's mature product lines decreased by 23.7 percent from the year-ago period. This decrease is consistent with Company expectations.

Gross margin was 34.4 percent and 36.1 percent for the quarter and nine months ended April 30, 1995 compared to 38.3 percent and 38.7 percent in the comparable periods last year. In the current quarter, overall production volumes declined due to the short-term volume adjustment for the EasyStep 4000 supply sales as noted above. The decreased production levels resulted in unabsorbed burden and direct labor costs which increased cost of goods sold. Machine margins decreased from last year due to lower margins on PosterPrinter machine sales. PosterPrinter machines and supplies are imported from Japan, and are purchased using Japanese yen. On a year-to-year comparison, the decreased value of the U.S. dollar against the yen increased the cost of these imported products. The current dollar weakness against the yen will further increase the cost of these products in the future. The Company enters into foreign exchange contracts to hedge inventory purchase commitments denominated in Japanese yen. Supply margins were consistent for all of the comparable periods.

Operating expenses were $3,816,000 and $10,625,000 in the current quarter and nine month period, respectively, compared to $3,815,000 and $11,237,000 for the comparable periods in the prior year. Overall marketing and sales expenses were comparable from the year-ago quarterly level. However, media and promotional expenses decreased as the Company changed its promotional and advertising programs. These expense reductions were offset by costs incurred to introduce the Company's newest product, the VintageColor printing system. General and administrative expenses decreased by $248,000 in the current year third quarter compared to the third quarter last year. The prior year third quarter included a bad debt provision of $237,000 due to the bankruptcy filing of a major domestic dealer. Current quarter product development expenses increased to $752,000 from $516,000 one year ago primarily related to supply development projects and software development for the new VintageColor printing system. Operating expenses for the nine month period decreased by $612,000 from the year ago levels. In addition to the items noted above, prior year operating expenses included $250,000 incurred in connection with acquisition discussions with Kroy, Inc. which were terminated in December 1993. These costs were included in general and administrative expenses.

Interest expense totaled $81,000 for the current quarter, and $233,000 for the current nine month period. Current year average daily borrowings under the Company's $10,000,000 revolving line of credit were approximately $3,853,000.

The Company provided for income taxes at a 31.6 percent and 32.8 percent rate for the current quarter and nine months compared to an effective tax rate of
32.1 percent for fiscal 1994. The current period tax rate includes an increased benefit from the research and experimentation tax credit.


LIQUIDITY AND CAPITAL RESOURCES:

Cash was $299,000 at April 30, 1995 compared to $210,000 at July 31, 1994. Cash provided by operations was $287,000 for the current nine month period compared to cash provided by operations of $1,244,000 last year. The decrease in the current year was due to several items including an increase in inventory of $1,337,000 which was comprised mainly of the EasyStep 4000 and the EasyStep 2500/ProPartner product lines. Accounts receivable increased due to an increase in international receivables which are generally given longer payment terms. Cash provided by operating activities also included an increase in net income of $448,000, and an increase in non-cash items of $305,000. Property and equipment additions under investing activities were $1,683,000 compared to $2,099,000 last year. Current year additions included leasehold improvements, furniture and fixtures for a new leased facility which houses personnel working on the VintageColor and PosterPrinter products. There were also fixed asset additions for test and training equipment to support the new product. Prior year fixed asset additions were mainly specialized tooling for the EasyStep 2500/ProPartner product line. Net cash provided by financing activities was $1,486,000 in the current year compared to $882,000 in last year's nine month period. Under its $10,000,000 bank line of credit, the Company increased its bank borrowings to $5,200,000 at April 30, 1995 from $3,000,000 at July 31, 1994. These borrowings were used to finance the increase in accounts receivable and inventory, to purchase fixed assets, and to repurchase shares of the Company's stock under its prior share repurchase program. As of April 30, 1995, working capital increased to $14,829,000 from $14,466,000 at July 31, 1994, and the current ratio was 2.6 to 1 compared to 3.0 to 1 at July 31, 1994. The decrease in the current ratio resulted from increased bank borrowings used to repurchase Company shares and purchase fixed assets.

The Company believes it can continue to finance its working capital, share repurchase and capital expenditure needs for the foreseeable future from internally generated funds and its available bank line of credit.


DISTRIBUTION RIGHTS:

The Company has exclusive distribution rights in the United States, Canada, Mexico and certain South American countries for the ProImage PosterPrinter under a distribution agreement with Itochu Corporation (a Japanese trading company). The Company has met the minimum order requirements under the agreement and continues to maintain exclusive distribution rights in the noted countries. The distribution agreement expires December 31, 1995. The Company has non-exclusive distribution for the 220 volt ProImage in certain international countries, primarily in Europe, under a letter agreement with Itochu. This letter agreement incorporates by reference substantially all of the terms and conditions of the exclusive distribution agreement referred to above.



                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits: Exhibit 27 - Financial Data Schedule (For SEC use only).


         (b)  Reports on Form 8-K:  No reports on Form 8-K have been filed during the quarter.




                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 9, 1995

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