Form 10-K
period 1995-07-31
VARITRONIC SYSTEMS INC
filed 1995-10-26
CIK 738633

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
  (MARK ONE)
      Annual report pursuant to Section 13 or 15(d) of the Securities _X_ Exchange Act of 1934 for the fiscal year ended JULY 31, 1995 or

      Transition report pursuant to Section 13 or 15(d) of the
  ___ Securities Exchange Act of 1934

                          COMMISSION FILE NO.(0-16566)
                        _______________________________
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

                                  612-542-1500
              (Registrant's telephone number, including area code)
                        _______________________________
        Securities registered pursuant to Section 12(b) of the Act: None
                   Securities registered pursuant to Section
                               12(g) of the Act:
                     Common Stock, par value $.01 per share
                        _______________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  _X_   No  ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of October 16, 1995, 2,336,328 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $17,007,000, based upon the last reported sale price of the Common Stock at that date by the NASDAQ National Market System.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Annual Report to Shareholders for the year ended July 31, 1995 (1995 Annual Report). Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held December 1, 1995 (1995 Proxy Statement).


                                     PART I

ITEM 1. BUSINESS

GENERAL

         Varitronic Systems, Inc. (the "Company"), develops, manufactures and markets supply-consuming lettering, labeling, signage and presentation systems which enhance the quality, professionalism and effectiveness of a wide range of communications. The lettering and labeling systems generate professional quality type-on-tape in a variety of colors and in sizes ranging from one-half to four inches. The PosterPrinter(R) machine, targeted for the presentation market, enlarges standard-sized originals to poster or banner-sized documents. In addition, a PosterPrinter machine sold with a computer interface allows the end user to print computer generated originals from a personal computer using specific application software. In fiscal 1995, the Company introduced VintageColorTM, a wide-format, graphics printing system which produces output in 24 or 36 inch widths up to 100 feet long. This new product is directed towards the wide-format color printing market and is designed to meet the demands of full-color printing. The Company also offers a broad line of consumable supplies and accessories which are used with all of its products.

PRODUCTS

         LETTERING AND LABELING SYSTEMS


         The Company markets lettering and labeling systems which generate letter-quality print in a variety of colors and styles using thermal transfer technology. Thermal transfer technology is the process by which colored carbons and resins are transferred to the face of an adhesive-backed tape using heat and pressure to print letters, numbers and symbols. The following systems are currently sold by the Company: (1) The EasyStep(R) 4000 was introduced in October 1992 and retails for $3,495. The EasyStep 4000 produces print on adhesive-backed tape in sizes ranging from one-half to four inches. The receiving tape is formulated for several applications including standard, removable and cold storage. Durable, custom labels generated by the EasyStep 4000 may include multiple lines of text, graphics, symbols or bar codes. Bar codes are available in five popular symbologies and are suitable for laser scanning from as far away as 150 feet. The EasyStep 4000 allows downloading existing information from a personal computer directly to the EasyStep 4000 for printing. The primary market for the EasyStep 4000 is the industrial labeling and signage market. Sales of this product line, including consumable supplies and accessories, were approximately 32% of total net sales for fiscal 1995. (2) In December 1994, the Company launched the EasyStep(R) 2500/ProPartnerTM labeling systems. The EasyStep 2500 is portable, generates type in sizes ranging from one-half inch to two and one-fourth inches, operates on AC or battery power, and has substantially all of the other features of the EasyStep 4000. The ProPartner is similiar to the EasyStep 2500, but does not operate on battery power and has fewer software features. The EasyStep 2500 retails for $2,795, and the ProPartner has a retail price of $2,195. The market for the EasyStep 2500 is industrial labeling, while the ProPartner is targeted for the presentation and general purpose labeling markets. Sales of the EasyStep 2500/ProPartner product line, including consumable supplies and accessories, were approximately 6% of total net sales for fiscal 1995.


         POSTERPRINTER MACHINES


         The Company is currently selling the third generation PosterPrinter machine, the ProImageTM. The enhanced features of the ProImage include higher print resolution, and photo and reverse printing. The ProImage can be sold with a computer interface, the ProLynxTM, which allows the end user to print computer generated originals from a Macintosh or other personal computer system using specific application software. Accessories for the ProLynx include a modem and a scanner option. Approximately 75% of ProImage machines sold domestically in fiscal 1995 included the ProLynx computer interface. The ProImage retails for $3,795, and the ProImage with a ProLynx interface retails for $4,295. The ProImage machines are manufactured by Fuji Photo Film Co., Ltd. ("Fuji") in Japan. The Company has the exclusive right to distribute the ProImage in the United States and certain other countries pursuant to a contract with Itochu Corporation ("Itochu"), a Japanese trading company. The Company has non-exclusive distribution rights for the sale of the ProImage in certain European countries under a letter agreement with Itochu. Sales of the PosterPrinter product line, including consumable supplies and accessories, were approximately 34% of fiscal 1995 total net sales. See further discussion of this contract under "Manufacturing, Sources of Supply and Distribution Rights" herein.


         CONSUMABLE SUPPLIES AND ACCESSORIES


         The Company has developed a wide range of supplies for use in its lettering and labeling systems. Supplies housed in plastic cassettes are offered in a variety of colored carbons, resins, and receiving tapes. There are 11 lettering and labeling systems for which the Company is currently selling consumable supplies. The Company also sells rolls of specialty paper in many colors which are used with the PosterPrinter machines. The sale of high-margin, consumable supplies is a significant part of the Company's business. Overall, supply sales comprised approximately 64% of fiscal 1995 net sales, 65% of fiscal 1994 net sales and 62% of fiscal 1993 net sales. Sales of supplies used with the EasyStep 4000, the EasyStep 2500/ProPartner, and the PosterPrinter machines increased by almost 54% from fiscal 1994. The machines using these supplies are currently sold by the Company. Sales of supplies used with the Company's mature lettering systems decreased by approximately 24% in fiscal 1995 compared to fiscal 1994. The decrease in sales of these supplies was expected due to the aging of the installed base of lettering systems.

         The Company offers accessories for use with all of its machines. Accessory products, which include items such as font cards, machine carrying cases, poster framing kits and plastic sleeves, comprised approximately 5%-6% of net sales in each of the past three fiscal years.


MARKETING AND BACKLOG

         The Company has identified two key markets for sales of its products - industrial labeling and signage, and general presentations. For the industrial labeling and signage market, the Company developed the EasyStep 4000 to meet the need for durable, on-demand labeling and signage in manufacturing plants, warehouses and other industrial applications. The EasyStep 2500 was developed as a portable, lower cost alternative to the EasyStep 4000 for the industrial labeling market. The primary differences between these two labeling systems are price, print size and portability.

         The products sold in the presentation market satisfy a wide range of communication and meeting needs. Key users include trainers, educators, consultants, sales and marketing professionals, and attorneys. The top selling product in this market has been the PosterPrinter machine, or the PosterPrinter machine with a Lynx computer interface, which is often sold in combination with a lettering system. The ProPartner was developed to meet the general purpose labeling needs in the presentation market.

         The Company entered into the full-color, wide-format, and short-run printing market in fiscal 1995, with the introduction of the VintageColor graphics printing system. The Company's marketing strategy for the VintageColor product line is to capitalize on strong indications of interest internationally and to focus on direct sales to service bureaus and national quick printer accounts domestically. The Company does not expect a significant sales contribution from the VintageColor in fiscal 1996.

         The Company distributes its products worldwide. In the United States, the Company markets products under its own trademarks through approximately 395 independent dealerships. The Company also has private label agreements with several distributors for the sale of certain labeling systems. During fiscal 1995, worldwide net sales to W.H. Brady, Inc., a private label distributor, totaled approximately 20% of net sales. Internationally, the Company markets its products in 42 countries through approximately 109 independent distributors. Export sales, primarily to Europe, comprised approximately 25%, 23% and 24% of consolidated fiscal 1995, 1994 and 1993 net sales, respectively. The Company has no significant foreign operations.

         As of September 30, 1995 and 1994, the Company's order backlog was approximately $4,488,000 and $4,238,000, respectively. Substantially all of the current backlog is expected to be shipped during fiscal 1996.

COMPETITION

         The Company markets its labeling products to the industrial labeling and signage markets. These markets require large formats which are provided by the Company's stand-alone industrial labeling and signage systems which generate labels and signage on-demand. Competitive systems which offer wide format output are primarily peripherals which require a computer and graphic software to generate labeling and signage. The Company has enhanced its product line by providing unique application software and supply offerings that better meet the customers' needs than the competition.

         The Company's PosterPrinter product line faces competition from more expensive color systems. The Company believes that the current ProImage PosterPrinter product line, with its scanning and modem capabilities and the ProLynx personal computer interface, increase the versatility of this product thereby offering a better value compared to competitive products.

         The VintageColor printing system competes with comparable systems manufactured by several companies. The Company believes it has established a unique marketing position by providing a predictable, accurate color from scan to output. No other company focuses on providing color control throughout the whole process of image creation to print. This has been accomplished by incorporating certain color management software throughout the system that is integrally tied into the VintageColor application software, inks and media.

         The Company believes that it competes favorably in its target markets by offering innovative, high-quality products and comprehensive marketing support programs designed to increase dealer and distributor sales.

PATENTS AND TRADEMARKS

         The Company has obtained patents and trademarks on some of its products and has additional patents pending. The Company is not dependent on any single patent or trademark and believes that the expiration of patents or other losses of patent or trademark protection would not materially impact its ability to compete effectively.

MANUFACTURING, SOURCES OF SUPPLY AND DISTRIBUTION RIGHTS

         The Company assembles the EasyStep 4000 machine and the EasyStep 2500/ ProPartner machine at its manufacturing and distribution facility located in Brooklyn Park, Minnesota. Most of the component parts for each machine are sourced from domestic suppliers, while the plastic cabinetry is custom molded by local vendors.

         The supply cartridges used in the EasyStep 4000 and the EasyStep 2500/ ProPartner are assembled at the Company's Brooklyn Park facility. The Company also assembles supply cartridges used in several other systems which are less significant contributors to sales. The plastic parts used in the domestic production of supply cartridges are molded to Company specification by domestic vendors. The Company manufactures bulk tape and colored resin for use in certain of its labeling systems. Additionally, some bulk tape and carbon and resin rolls are manufactured by a number of domestic and Japanese vendors. The Company slits the bulk rolls to the required widths at its own facility. The Company imports finished supply cartridges used in several mature thermal transfer lettering and labeling systems from Japan. These purchases are denominated in Japanese yen. The Company purchases and retains ownership of the specialized tooling and applicable patents and trademarks associated with its products.

         The Company has not experienced difficulty in securing inventory for its lettering and labeling systems from its suppliers. However, if necessary, the Company believes alternative sources would be available from other suppliers and operations would not be materially disrupted.

         The Company has exclusive distribution rights in the United States, Canada, Mexico and certain South American countries for the ProImage PosterPrinter product line under a distribution agreement with Itochu. The Company has met the minimum order requirements under the agreement and continues to maintain exclusive distribution rights in the noted countries. The distribution agreement expires December 31, 1995. The Company is currently negotiating a contract with Itochu for distribution of the next generation PosterPrinter machine. The Company has non-exclusive distribution for the 220 volt ProImage in certain European countries under a letter agreement with Itochu. This letter agreement incorporates substantially all of the terms and conditions of the distribution agreement referred to above. In fiscal 1995, international sales of the PosterPrinter product line were approximately 15% of total PosterPrinter product line sales. The specialty paper supplies used in the PosterPrinter machines are made in Japan and purchased from Itochu. Worldwide sales of the PosterPrinter machines, supplies and accessories accounted for approximately 34% of fiscal 1995 net sales, 32% of fiscal 1994 net sales and 30% of fiscal 1993 net sales. The Company is reliant on the manufacturer, Fuji, as a single source supplier, to produce and deliver machines and supply products necessary to meet market demands. Failure to obtain these products would have a material effect on the Company's operations. To date, the Company has not experienced any difficulty in obtaining these products from Fuji.

RESEARCH AND DEVELOPMENT

         The Company is engaged in ongoing research and development utilizing a combination of internal and external resources to maintain a consistent offering of reliable, competitive products. Research and development expenses were approximately $2,528,000 in fiscal 1995, $2,247,000 in fiscal 1994 and $1,390,000 in fiscal 1993.

EMPLOYEES

         As of July 31, 1995, the Company had 280 employees. Subsequent to July 31, 1995, the Company terminated 42 full-time employees as part of a cost reduction plan. The Company also employs temporary personnel as needed on a contract basis. The Company has never experienced any work stoppage due to labor disagreements. No employees are represented by labor unions.


ITEM 2. PROPERTIES

         The Company leases space for all of its operations under four separate facility leases. All leased properties are located in suburban Minneapolis, Minnesota. The Company believes that its existing properties are adequate for its present needs.


ITEM 3. LEGAL PROCEEDINGS

         There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1995.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages, the year first appointed as an executive officer, and the position held as of the date hereof are as follows:


                                       Year First
                                      Appointed as
                                      an Executive
      Name and Age                       Officer                  Position

     Scott F. Drill, 42                   1983                Chairman, President, Chief Executive Officer and
                                                              Treasurer

     Timothy P. Fitzgerald, 55            1995                Vice President of Operations

     David C. Grey, 39                    1994                Vice President of Business Development

     Roger A. Larson, 54                  1986                Vice President of Domestic Sales and Marketing

     Kevin B. McGourty, 38                1984                Vice President of Product Planning

     Lynn R. McKee, 41                    1991                Vice President of Human Resources

     Deborah L. Moore, 39                 1986                Vice President of Corporate Development and
                                                              Secretary

     Monte J. Mosiman, 39                 1990                Vice President of International and OEM Sales

     Norbert F. Nicpon, 52                1983                Vice President of Finance and Administration
                                                              and Chief Financial Officer

         All of the above-named executive officers, except Timothy P. Fitzgerald, have been actively engaged in the business of the Company for the past five years in the capacity indicated above or in a substantially similar capacity.

         Mr. Fitzgerald began employment with the Company as an executive officer on November 28, 1994. From 1987 to 1994, Mr. Fitzgerald was President and Chief Executive Officer of International Data Engineering, Inc., a privately-held manufacturer of optical storage systems.

         Officers serve until their successors are appointed or until their prior resignation, removal or incapacity.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The information under the caption "Common Stock and Corporate Information" on page 16 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The financial information in the table "Selected Financial Data" on page 7 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4-6 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and notes thereto and the report of its independent accountants on pages 8-15 of the Company's 1995 Annual Report are incorporated herein by reference, as is the information set forth under the caption "Quarterly Financial Data (unaudited)" on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Directors of the Registrant.

         The information under the caption "Election of Directors" in the Company's 1995 Proxy Statement is incorporated herein by reference.

         (b)  Executive Officers of the Registrant.

         Information concerning Executive Officers of the Company is included in this report under Item 4A, "Executive Officers of the Registrant".

         (c)  Compliance With Section 16(a) of the Exchange Act.

         The information under the caption "Compliance With Section 16(a) of the Exchange Act" in the Company's 1995 Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors", "Summary Compensation Table", "Option Grants in Fiscal 1995", "Aggregated Option Exercises in Fiscal 1995 and Fiscal Year-End Option Values", and "Termination of Employment and Change of Control Arrangement" in the Company's 1995 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1995 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in the Company's 1995 Proxy Statement is incorporated herein by reference.



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

         The following financial statements and report of independent accountants are incorporated herein by reference from pages 8-15 of the Company's 1995 Annual Report:

               Report of Independent Accountants

               Consolidated Statements of Operations for the years ended July 31, 1995, 1994 and 1993

               Consolidated Balance Sheets as of July 31, 1995 and 1994

               Consolidated Statements of Cash Flows for the years ended July 31, 1995, 1994 and 1993

               Consolidated Statements of Stockholders' Equity for the years ended July 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements


       2.  FINANCIAL STATEMENT SCHEDULE:

         The following supplemental schedule and independent accountants report are included herein, and should be read in conjunction with the consolidated financial statements referred to above:


               Report of Independent Accountants

               Supplemental Schedule:

                  II  Valuation and Qualifying Accounts

      All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      3. EXHIBITS:

      The exhibits to this Report are listed in the Exhibit Index herein.

      A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of October 3, 1995. Such request should be sent to Varitronic Systems, Inc., 300 Interchange North, 300 Highway 169 South, Minneapolis, Minnesota 55426, Attention: Investor Relations.

      (b)  REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the fourth quarter of the year ended July 31, 1995.


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Varitronic Systems, Inc.:

         Our report on the consolidated financial statements of Varitronic Systems, Inc. has been incorporated by reference in this Form 10-K from page 15 of the 1995 Annual Report to Shareholders of Varitronic Systems, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index under Item 14.(a)2. of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Minneapolis, Minnesota
September 1, 1995                                     COOPERS & LYBRAND L.L.P.




SCHEDULE II


                            VARITRONIC SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993


                                            COLUMN A     COLUMN B      COLUMN C    COLUMN D     COLUMN E
                                                                      ADDITIONS

                                           BALANCE AT   CHARGED TO     CHARGED    DEDUCTIONS
                                            BEGINNING    COSTS AND    TO OTHER       FROM      BALANCE AT
DESCRIPTION                                  OF YEAR     EXPENSES     ACCOUNTS     RESERVES    END OF YEAR
Year Ended July 31, 1995:
  Allowance for uncollectible accounts(A)  $  200,000   $   73,866    $   --       $   73,866    $  200,000
  Allowance for dealer program credits(A)     250,000      475,368        --          465,368       260,000
  Allowance for inventory valuation(B)        675,000    1,270,000        --          250,000     1,695,000
     TOTAL                                 $1,125,000   $1,819,234    $   --       $  789,234    $2,155,000

Year Ended July 31, 1994:
  Allowance for uncollectible accounts(A)  $  175,000   $  340,553    $   --       $  315,553    $  200,000
  Allowance for dealer program credits(A)     325,000      370,636        --          445,636       250,000
  Allowance for inventory valuation(B)        550,000      175,000        --           50,000       675,000
     TOTAL                                 $1,050,000   $  886,189    $   --       $  811,189    $1,125,000

Year Ended July 31, 1993:
  Allowance for uncollectible accounts(A)  $  200,000   $    7,550    $   --       $   32,550    $  175,000
  Allowance for dealer program credits(A)     310,000      863,618        --          848,618       325,000
  Allowance for inventory valuation(B)        500,000      325,000        --          275,000       550,000
     TOTAL                                 $1,010,000   $1,196,168    $   --       $1,156,168    $1,050,000



(A) Deducted from accounts receivable.
(B) Deducted from inventories.




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   VARITRONIC SYSTEMS, INC.



   By: /s/  Scott F. Drill                                October 26, 1995
   Scott F. Drill, Chairman, President
   and Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




    /s/  Scott F. Drill                                   October 26, 1995
   Scott F. Drill
   Principal Executive Officer
   and Director



    /s/  Norbert F. Nicpon                                October 26, 1995
   Norbert F. Nicpon
   Principal Financial Officer
   and Principal Accounting
   Officer



    /s/  Anton J. Christianson                            October 26, 1995
   Anton J. Christianson
   Director



    /s/  Raymond F. Good                                  October 26, 1995
   Raymond F. Good
   Director



    /s/  Reid V. MacDonald                                October 26, 1995
   Reid V. MacDonald
   Director


         The above people signing as directors represent a majority of the members of the Board of Directors.



                            VARITRONIC SYSTEMS, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JULY 31, 1995


      ITEM NO.             DESCRIPTION                                       METHOD OF FILING

         3A.           Restated Articles of                            Incorporated by reference to
                       Incorporation of                                Exhibit 3A to the Company's
                       registrant.                                     Registration Statement on Form
                                                                       S-1 (File No. 33-17589)

         3B.           Restated Bylaws of                              Incorporated by reference to
                       registrant.                                     Exhibit 3B to the Company's
                                                                       Registration  Statement on Form
                                                                       S-1 (File No. 33-17589)

         3C.           Certificate of Adoption of                      Incorporated by reference to
                       Amendment No. 1 to                              Exhibit 3C to the Company's
                       Restated Bylaws.                                Registration Statement on Form
                                                                       S-1 (File No. 33-17589)

        10A.           Restated Incentive Stock                        Incorporated by reference to
                       Option Plan, as amended                         Exhibit 10A to the Company's
                       on August 24, 1993.                             Form 10-K for the fiscal year
                                                                       ended July 31, 1993

        10B.           Lease of November 22, 1991,                     Incorporated by reference to
                       for the registrant's                            Exhibit 10B to the Company's
                       corporate offices in                            Form 10-K for the fiscal year
                       Minneapolis, Minnesota.                         ended July 31, 1992


        10C.           Lease of July 31, 1987,                         Incorporated by reference to
                       for the registrant's                            Exhibit 10AA to the Company's
                       manufacturing and                               Registration Statement on Form
                       distribution facility in                        S-1 (File No. 33-17589)
                       Brooklyn Park, Minnesota.

        10D.           Assignment of Patent Rights                     Incorporated by reference to
                       and Know-How Agreement from                     Exhibit 10CC to the Company's
                       Thomas K. McGourty and                          Registration Statement on Form
                       Lawrence F. McGourty,                           S-1 (File No. 33-17589)
                       relating to thermal transfer
                       strip lettering machine and
                       cassette system, dated May 15,
                       1985, as amended.

        10E.           Distribution Agreement for                      Incorporated by reference to
                       ProImage PosterPrinter                          Exhibit 10E to the Company's
                       by and between Itochu                           Form 10-K for the fiscal year
                       Corporation, Tokyo and the                      ended July 31,1994
                       registrant, dated November
                       1, 1993, as amended August 10,
                       1994 (confidential treatment
                       requested).

        10F.           Amended and Restated                            Incorporated by reference to
                       Employment Agreement.                           Exhibit 10F to the Company's
                                                                       Form 10-K for the fiscal year
                                                                       ended July 31, 1993

        10G.           $10,000,000 Revolving Credit                    Incorporated by reference to
                       Agreement and Promissory                        Exhibit 10H to the Company's
                       Note with Norwest Bank                          Form 10-K for the fiscal year
                       Minneapolis, N.A., dated                        ended July 31, 1993
                       January 31, 1992, as amended
                       September 17, 1992 and April
                       19, 1993.

        10H.           1994 Incentive Stock Option                     Incorporated by reference to
                       Plan, dated October 25, 1994.                   Exhibit 10H to the Company's
                                                                       Form 10-K for the fiscal year
                                                                       ended July 31, 1994

        10I.           Nonqualified Stock Option                       Incorporated by reference to
                       Plan and Agreement.                             Exhibit 10A to the Company's
                                                                       Form 10-Q for the quarter
                                                                       ended October 31,1994

        10J.           Sixth Amendment to the                          Filed herewith
                       $10,000,000 Revolving Credit
                       Agreement and Promissory Note
                       with Norwest Bank, Minneapolis,
                       N.A., dated July 31, 1995.

        11.            Schedule Regarding                              Filed herewith
                       Computation of Earnings
                       per Share.

        13.            Annual Report to Shareholders,                  Filed herewith
                       pages 4-16.

        23.            Consent of Independent                          Filed herewith
                       Accountants.

        27.            Financial Data Schedules.                       Filed herewith
