Form 10-Q
period 1995-10-31
VARITRONIC SYSTEMS INC
filed 1995-12-13
CIK 738633

-------------

                                    FORM 10-Q
                                  -------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 1995

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

                                 Yes _X_ No ___



On December 8, 1995, there were 2,318,828 shares of the registrant's $.01 par value common stock outstanding.



PART I - FINANCIAL INFORMATION

Item 1:  Financial statements

                            VARITRONIC SYSTEMS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                        (UNAUDITED)
                                     OCTOBER  31, 1995  JULY 31, 1995

Current assets:
  Cash                                    $ 1,735,854   $ 1,347,139
  Accounts receivable, net                  8,617,140     9,058,870
  Inventories:
    Finished goods                          4,377,276     5,237,054
    Raw materials and component parts       5,930,278     6,090,076

      Total inventories                    10,307,554    11,327,130

  Other current assets                      1,208,012     1,317,892

      Total current assets                 21,868,560    23,051,031

Property and equipment, net                 4,338,765     4,513,837

      Total assets                        $26,207,325   $27,564,868



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $ 2,127,554   $ 3,918,169
  Accrued liabilities                       1,079,349     1,066,511
  Current maturities on long-term debt        800,000       700,000

      Total current liabilities             4,006,903     5,684,680

Long-term debt, less current maturities     3,050,000     3,300,000

Stockholders' equity:
  Common stock, $.01 par value,
    10,000,000 shares authorized;
    2,323,828 and 2,328,153 shares
    issued and outstanding                     23,238        23,281
  Additional paid-in capital                  163,830       228,376
  Retained earnings                        18,963,354    18,328,531

      Total stockholders' equity           19,150,422    18,580,188

      Total liabilities and
        stockholders' equity              $26,207,325   $27,564,868



 See accompanying notes to unaudited consolidated condensed financial statements


                            VARITRONIC SYSTEMS, INC.


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     THREE MONTHS ENDED
                                         OCTOBER 31,
                                     1995            1994

Net sales                        $ 13,256,013    $ 11,858,219

Cost of sales                       8,738,341       7,438,295

  Gross margin                      4,517,672       4,419,924

Operating expenses:

  Marketing and sales               1,611,762       1,563,992

  General and administrative        1,359,888       1,333,845

  Product development                 544,767         602,707

    Total operating expenses        3,516,417       3,500,544

    Income from operations          1,001,255         919,380

Interest income                        11,815           7,616

Interest expense                      (88,247)        (73,233)

Income before income taxes            924,823         853,763

Provision for income taxes            290,000         280,000

    Net income                   $    634,823    $    573,763

Net income per share             $        .27    $        .25

Weighted average common shares
  outstanding                       2,330,000       2,310,000




 See accompanying notes to unaudited consolidated condensed financial statements



                            VARITRONIC SYSTEMS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                      OCTOBER 31,
                                                                  1995            1994
OPERATING ACTIVITIES:
      Net income                                              $   634,823    $   573,763
      Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                          515,924        455,175
           Provision for uncollectible accounts receivable           --           28,883
           Provision for inventory valuation allowance               --          125,000
           Changes in operating assets and liabilities:
             Accounts receivable                                  441,730        917,472
             Inventories                                        1,019,576     (1,561,720)
             Other current assets                                 109,880       (261,297)
             Accounts payable                                  (1,790,615)       (11,605)
             Accrued liabilities                                   12,838       (221,293)

           Net cash provided by operating activities              944,156         44,378

INVESTING ACTIVITIES:
      Additions to property and equipment                        (340,852)      (185,402)

           Net cash used by investing activities                 (340,852)      (185,402)

FINANCING ACTIVITIES:
      Borrowings under line of credit                                --        2,100,000
      Repayments under line of credit                                --       (1,100,000)
      Payment on current maturities on long-term debt            (150,000)          --
      Repurchases of common stock                                (203,750)      (921,969)
      Proceeds from sale of common stock under
       incentive stock option plan and employee
       stock purchase plan                                        139,161        133,125

           Net cash provided (used) by financing activities      (214,589)       211,156

           Net increase in cash                                   388,715         70,132

Cash at beginning of period                                     1,347,139        209,844

Cash at end of period                                         $ 1,735,854    $   279,976


 See accompanying notes to unaudited consolidated condensed financial statements


                            VARITRONIC SYSTEMS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Consolidated Financial Statements:

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securuties and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's report on Form 10-K for the year ended July 31, 1995.

The consolidated financial statements as of October 31, 1995, and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Common Stock Repurchase:

The Company repurchased 22,500 of its shares during the quarter ended October 31, 1995, at a total cost of $203,750. At October 31, 1995, there were 277,500 shares remaining for share repurchase under Board of Director authorizations.



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1996 were $13,256,000 compared with net sales of $11,858,000 in the prior year first quarter, an increase of $1,398,000, or 11.8%. Sales of the PosterPrinter(R) product line increased by 10.0% from the first quarter of fiscal 1995 and represented 35.7% of current quarter net sales. EasyStep(R) 4000 product line sales increased by 6.4% from the comparative period and represented 31.2% of current quarter net sales. Sales of the EasyStep(R) 2500/ProPartner(TM) product line were $849,000 for the current quarter. These systems were not offered in the comparable period of one year-ago. The VintageColor(TM) graphics printing system was introduced late in the fourth quarter in fiscal 1995. The VintageColor is a wide-format, full-color printing system which produces output in 24 or 36 inch widths up to 100 feet long. Sales of the VintageColor product line were $347,000 for the current quarter. Overall, machine sales increased by 21.1% from the comparable period in fiscal 1995, and represented 30.7% of total net sales in the first quarter of fiscal 1996 compared to 28.3% in the same period last year. Sales of consumable supplies increased by 7.6% from the first quarter of fiscal 1995 and represented 64.1% of current quarter net sales compared to 66.6% last year. International sales increased by 8.2% from the first quarter of fiscal 1995 due primarily to an increase in EasyStep 4000 product line sales. Sales of mature lettering and labeling products decreased by 11.5% between the comparable periods. This decrease was less than recent quarters as domestic dealers and international distributors purchased greater quantities of mature supply products in the current first quarter in advance of the effective date of a price increase on these supply products.

Gross margin decreased to 34.1% in the first quarter of fiscal 1996 compared to 37.3% in the first quarter of fiscal 1995. Machine margins decreased from the year-ago period due to an increase in lower margin sales of the ES4000 machine to a private label customer. In addition, machine margins decreased on the PosterPrinter due to the increased cost of these machines which are imported from Japan. PosterPrinter machines and supplies, and supplies used in certain lettering machines are imported from Japan and are purchased with Japanese yen. The cost of these imported products sold in the current year first quarter was higher than the cost of these same products in the first quarter last year. The Company's current hedge contracts extend to March 1996, and are at more favorable rates than those of the prior five months, which will result in decreased costs of imported inventory in future periods. Supply margins decreased from the first quarter of fiscal 1995 due to the increased cost of the imported products noted above, and a shift in product mix to increased sales of relatively lower margin supplies used with the current products, and decreased sales of the higher margin supplies used with the mature labeling and lettering systems.

Total operating expenses for the first quarter of fiscal 1996 increased by $15,000 to $3,516,000 compared to $3,501,000 in the corresponding period in fiscal 1995. Marketing and sales, and general and administrative expenses were comparable to the year-ago levels. Current quarter product development expenses decreased by $58,000, or 9.6% from the same period last year. In the first quarter of last year, the Company incurred costs related to the development of the EasyStep 2500/ProPartner product line. These two labeling systems were launched in the second quarter of fiscal 1995. The Company had a 15% reduction in force in August 1995. The liability for severance expense was recorded in the fourth quarter of fiscal 1995.

The Company provided for income taxes in the current year first quarter at its estimated effective annual income tax rate of 31.4%, which compares to the effective income tax rate of 12.1% for fiscal 1995. The low effective rate in fiscal 1995 resulted from greater benefits realized from the Company's foreign sales corporation and from research and experimentation tax credits applied against a relatively lower level of pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1995, cash totaled $1,736,000, an increase of $389,000 from July 31, 1995. Cash provided by operations was $944,000 in the quarter ended October 31, 1995, compared to cash provided by operations of $44,000 in the same period last year. The increase in cash provided by operating activities in the current quarter was due to a reduction in the level of inventory. Inventory decreased by $1,020,000 in the current year first quarter compared to a $1,562,000 increase in the year-ago period. Accounts payable decreased by $1,791,000 from July 31, 1995 primarily due to a significant inventory payable recorded at that date which was paid during the quarter. Current quarter financing activities include a payment of $150,000 as the first installment on the four-year term loan. The Company repurchased 22,500 of its shares at a total cost of $204,000 in the current year first quarter compared to $922,000 of repurchases in the prior year first quarter.

As of October 31, 1995, working capital improved to $17,862,000 from $17,366,000 at July 31, 1995, while the current ratio increased to 5.5 to 1 from 4.1 to 1 as of these same dates.

The Company has available an unsecured $6,000,000 bank line of credit through December 31, 1996. There were no borrowings under this line during the quarter ended October 31, 1995.

The Company believes cash from operations as well as its line of credit facility will be adequate to meet its operational expenses, capital expenditures and share repurchase needs for at least the next 12 months.

DISTRIBUTION RIGHTS

The Company has exclusive distribution rights in the United States, Canada, Mexico and certain South American countries for the ProImage PosterPrinter product line under a distribution agreement with Itochu Corporation (a Japanese trading company). The Company has met the minimum order requirements under the agreement and continues to maintain exclusive distribution rights in the noted countries. The distribution agreement expires December 31, 1995. The Company has signed a new contract with Itochu for exclusive distribution rights in the countries noted above for the next generation PosterPrinter machine. The new contract has a term of 27 months beginning January 1996. The Company has non-exclusive distribution rights for the 220 volt ProImage in certain European countries under a letter agreement with Itochu. This letter agreement incorporates by reference substantially all of the terms and conditions of the distribution agreement referred to above. To date, international sales of the PosterPrinter product line have not been material.



PART II - OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibit Index

     Exhibit 27  Financial Data Schedules


b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended October 31, 1995


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 11,1995

                                            VARITRONIC SYSTEMS, INC.

                                            /s/ Norbert F. Nicpon
                                            Norbert F. Nicpon
                                            Vice President of Finance and
                                            Administration and Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)