Form 10-Q
period 1996-01-31
VARITRONIC SYSTEMS INC
filed 1996-03-15
CIK 738633

-------------
                                    FORM 10-Q
                                  -------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 1996

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

                                 Yes _X_ No ___



On March 15, 1996 there were 2,319,495 shares of the registrant's $.01 par value common stock outstanding.



PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                            VARITRONIC SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          (UNAUDITED)
                                          JANUARY 31,     JULY 31,
                                             1996           1995
                                          -----------   -----------
Current assets:
  Cash                                    $ 2,906,363   $ 1,347,139
  Accounts receivable, net                  7,338,486     9,058,870
  Inventories:
    Finished goods                          5,801,157     5,237,054
    Raw materials and component parts       5,847,125     6,090,076
                                          -----------   -----------
      Total inventories                    11,648,282    11,327,130

  Other current assets                      1,556,100     1,317,892
                                          -----------   -----------

      Total current assets                 23,449,231    23,051,031

Property and equipment, net                 3,974,573     4,513,837
                                          -----------   -----------

      Total assets                        $27,423,804   $27,564,868
                                          ===========   ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $ 2,124,190   $ 3,918,169
  Accrued liabilities                       1,632,346     1,066,511
  Current maturities on long-term debt        900,000       700,000
                                          -----------   -----------

      Total current liabilities             4,656,536     5,684,680

Long-term debt, less current maturities     2,800,000     3,300,000

Stockholders' equity:
  Common stock, $.01 par value,
    10,000,000 shares authorized;
    2,318,828 and 2,328,153 shares
    issued and outstanding                     23,188        23,281
  Additional paid-in capital                  114,505       228,376
  Retained earnings                        19,829,575    18,328,531
                                          -----------   -----------

      Total stockholders' equity           19,967,268    18,580,188
                                          -----------   -----------
      Total liabilities and
        stockholders' equity              $27,423,804   $27,564,868
                                          ===========   ===========


      See accompanying notes to unaudited consolidated financial statements





                            VARITRONIC SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                        JANUARY 31,                     JANUARY 31,
                               ----------------------------    ----------------------------
                                   1996            1995            1996           1995
                               ------------    ------------    ------------    ------------
Net sales                      $ 12,248,114    $ 12,128,225    $ 25,504,127    $ 23,986,443

Cost of sales                     7,566,128       7,689,431      16,304,469      15,127,726
                               ------------    ------------    ------------    ------------

  Gross margin                    4,681,986       4,438,794       9,199,658       8,858,717

Operating expenses:

  Marketing and sales             1,505,912       1,429,483       3,117,674       2,993,475

  General and administrative      1,489,872       1,340,250       2,849,760       2,674,094

  Product development               403,093         538,434         947,860       1,141,141
                               ------------    ------------    ------------    ------------

    Total operating expenses      3,398,877       3,308,167       6,915,294       6,808,710
                               ------------    ------------    ------------    ------------

    Income from operations        1,283,109       1,130,627       2,284,364       2,050,007

Other income                         41,167             275          52,982           7,891

Interest expense                    (78,054)        (79,311)       (166,300)       (152,544)
                               ------------    ------------    ------------    ------------

Income before income taxes        1,246,222       1,051,591       2,171,046       1,905,354

Provision for income taxes          380,000         350,000         670,000         630,000
                               ------------    ------------    ------------    ------------

    Net income                 $    866,222    $    701,591    $  1,501,046    $  1,275,354
                               ============    ============    ============    ============


 Net income per share          $        .37    $        .30    $        .65    $        .55
                               ============    ============    ============    ============

 Weighted average common
  shares outstanding              2,320,000       2,320,000       2,325,000       2,315,000
                               ============    ============    ============    ============


      See accompanying notes to unaudited consolidated financial statements




                            VARITRONIC SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  SIX MONTHS ENDED
                                                                     JANUARY 31,
                                                                1996            1995
                                                             -----------    -----------
OPERATING ACTIVITIES:
      Net income                                             $ 1,501,046    $ 1,275,354
      Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                       1,013,435        769,494
           Provision for uncollectible accounts receivable          --           33,478
           Provision for inventory valuation allowance            45,000        125,000
           Changes in operating assets and liabilities:
              Accounts receivable                              1,720,384        653,270
              Inventories                                       (366,152)    (1,552,319)
              Other current assets                              (238,208)      (489,938)
              Accounts payable                                (1,793,979)        10,539
              Accrued liabilities                                565,835        (88,733)
                                                             -----------    -----------

           Net cash provided by operating activities           2,447,361        736,145
                                                             -----------    -----------
INVESTING ACTIVITIES:
      Additions to property and equipment                       (474,171)      (446,391)
                                                             -----------    -----------

           Net cash used by investing activities                (474,171)      (446,391)
                                                             -----------    -----------

FINANCING ACTIVITIES:
      Borrowings under line of credit                               --        3,000,000
      Repayments under line of credit                               --       (2,500,000)
      Repayment of long-term debt                               (300,000)          --
      Repurchase of common stock                                (253,125)      (921,969)
      Proceeds from sale of common stock under
        incentive stock option plan and employee
        stock purchase plan                                      139,159        185,529
                                                             -----------    -----------

           Net cash used by financing activities                (413,966)      (236,440)
                                                             -----------    -----------

           Net increase in cash                                1,559,224         53,314

CASH AT BEGINNING OF PERIOD                                    1,347,139        209,844
                                                             -----------    -----------

CASH AT END OF PERIOD                                        $ 2,906,363    $   263,158
                                                             ===========    ===========


     See accompanying notes to unaudited consolidated financial statements




                            VARITRONIC SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Consolidated Financial Statements:

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's report on Form 10-K for the year ended July 31, 1995.

The consolidated financial statements as of January 31, 1996, and for the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. Common Stock Repurchase:

The Company repurchased 27,500 of its shares during the six months ended January 31, 1996, at a total cost of $253,125. At January 31, 1996, there were 272,500 shares remaining for share repurchase under Board of Director authorizations.

3. Developments with W. H. Brady Co.:

On January 5, 1996 Brady U.S.A., Inc. filed an arbitration complaint against the Company challenging the Company's November 27, 1995 notice of termination of the Company's Private Brand Agreement with Brady U.S.A., Inc. Brady U.S.A., Inc. sought both equitable and monetary relief. Brady U.S.A., Inc. also requested interim injunctive relief in federal court. On January 30, 1996, the Company commenced separate litigation against Brady U.S.A., Inc. in federal court alleging among other things, violation of federal anti-trust law, tortuous interference, deceptive trade practices and business defamation.

On February 27, 1996 the Company announced that it had entered into a definitive merger agreement with W.H. Brady Co. providing for the acquisition by W.H. Brady Co. of all of the outstanding common stock of the Company for $17.50 per common share in cash. The merger agreement has been approved by the boards of directors of both companies and an indirect subsidiary of W.H. Brady Co. has commenced a cash tender offer which will expire on March 28, 1996 unless extended.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Net sales were $12,248,000 for the second quarter of fiscal 1996 compared to net sales of $12,128,000 in the prior year second quarter, an increase of $120,000. Sales of the EasyStep(R) 4000 product line increased by 18.7% from the second quarter of fiscal 1995, and represented 40.8% of current quarter net sales. Sales of the PosterPrinter(R) product line decreased by 6.2% between the comparable quarters, and represented 29.5% of current period net sales. EasyStep(R) 2500/ProPartner(R) product line sales were $843,000 for the current quarter compared to $508,000 in the second quarter last year, an increase of $335,000 or 65.9%. The Company successfully launched the EasyStep 2500/Propartner product line in December of 1994. Sales of the VintageColor(TM) product line, which was introduced late in the fourth quarter of fiscal 1995, were $181,000 for the current quarter. International sales increased by 21.9% from the second quarter of fiscal 1995 due primarily to an increase in EasyStep 4000 product line sales. International EasyStep 4000 product line sales increased by $809,000 or 67% from the year-ago period. Sales of mature labeling and lettering products decreased by $946,000 or 26.6% from the year-ago period. This decrease is consistent with Company expectations. Overall, machine sales increased by 3.4% from the prior year second quarter. Supply sales decreased .6% from the year-ago quarter following strong sales in the first quarter when dealers and distributors placed large orders in advance of price increases.

Net sales for the six months ended January 31, 1996 were $25,504,000, compared with net sales of $23,986,000 in the same period in fiscal 1995, an increase of $1,518,000 or 6.3%. Sales of the EasyStep 4000 product line increased by 12.8% and represented 35.8% of current period six month net sales compared to 33.8% one year-ago. Sales of the PosterPrinter product line increased by 2.4% over the year-ago period and represented 32.7% of current period six month net sales compared to 34% in the same period in fiscal 1995. EasyStep 2500/ProParter product line sales were $1,692,000 for the current period six months compared to $584,000 in the year-ago period due to the reason noted above. International sales increased by 15.4% from the year-ago period primarily due to strong sales of the EasyStep 4000 product line. Sales of mature lettering products decreased by approximately 18.8% between the periods.

Gross margin was 38.2% and 36.1% for the second quarter and six months ended January 31, 1996, compared to 36.6% and 36.9% for the comparable periods in the prior fiscal year. The increased margin in the current quarter is attributable to a reduction in manufacturing expense and a greater absorption of labor and overhead.

Operating expenses were $3,399,000 and $6,915,000 in the current quarter and six month period, respectively, compared to $3,308,000 and $6,809,000 for the comparable periods in the prior year. General and administrative costs increased by $176,000 in the current year six month period due to legal expenses incurred in connection with litigation with W.H. Brady. Product development expenses decreased by $193,000 or 16.9% from the year-ago six month period. Prior year expenses included costs associated with the development of the EasyStep 2500/ProPartner product line. Marketing and sales expenses were comparable to the prior year levels.

The Company provided for income taxes at a 30.5% and 30.9% rate for the current quarter and six months compared to the effective income tax rate of 12.1% for fiscal 1995. The low effective rate in fiscal 1995 resulted from greater benefits realized from the Company's foreign sales corporation and from research and experimentation tax credits applied against a relatively lower level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES:

As of January 31, 1996, cash totaled $2,906,000, an increase of $1,559,000 from July 31, 1995. Cash provided by operations for the six months ended January 31, 1996, was $2,447,000, compared to cash provided by operations of $736,000 in the same period last year. The increase in cash provided by operating activities in the current year resulted from a decrease in accounts receivable of $1,720,000 primarily due to a change in the credit policy for an international customer. Accounts payable decreased by $1,794,000 from July 31, 1995 primarily due to a significant inventory payable recorded at that date which was paid during the first quarter. Current year financing activities include payments of $300,000 on the first two installments of the four-year term loan. The Company repurchased 27,500 of its shares at a total cost of $253,125 in the current year compared to $922,000 of repurchases in the prior year.

As of January 31, 1996, working capital improved to $18,793,000 from $17,366,000 at July 31, 1995, while the current ratio increased to 5.0 to 1 from 4.1 to 1 as of these same dates.

The Company has available an unsecured $6,000,000 bank line of credit through December 31, 1996. There were no borrowings under this line during the six months ended January 31, 1996.

The Company believes cash from operations as well as its line of credit facility will be adequate to meet its operational expenses, capital expenditures and share repurchase needs for at least the next 12 months.

DISTRIBUTION RIGHTS:

The Company has exclusive distribution rights in the United States, Canada, Mexico and certain South American countries for the ProImage PosterPrinter product line under a distribution agreement with Itochu Corporation (a Japanese trading company). The Company has met the minimum order requirements under the agreement and continues to maintain exclusive distribution rights in the noted countries. This distribution agreement expired December 31, 1995. The Company has signed a new contract with Itochu for exclusive distribution rights in the countries noted above for the next generation PosterPrinter machine. The new contract has a term of 27 months beginning January 1996. The Company is currently negotiating the renewal of its non-exclusive distribution rights for the next generation 220 volt PosterPrinter machine in certain European countries which will be covered by a letter agreement with Itochu. This letter agreement will incorporate by reference substantially all of the terms and conditions of the distribution agreement referred to above. To date, international sales of the PosterPrinter product line have not been material.


PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On January 5, 1996 Brady U.S.A., Inc. filed an arbitration complaint against the Company challenging the Company's November 27, 1995 notice of termination of the Company's Private Brand Agreement with Brady U.S.A., Inc. Brady U.S.A., Inc. sought both equitable and monetary relief. Brady U.S.A., Inc. also requested interim injunctive relief in federal court. On January 30, 1996, the Company commenced separate litigation against Brady U.S.A., Inc. in federal court alleging among other things, violation of federal anti-trust law, tortuous interference, deceptive trade practices and business defamation.


ITEM 5:  SUBSEQUENT EVENTS

On February 27, 1996 the Company announced that it had entered into a definitive merger agreement with W.H. Brady Co. providing for the acquisition by W.H. Brady Co. of all of the outstanding common stock of the Company for $17.50 per common share in cash. The merger agreement has been approved by the boards of directors of both companies and an indirect subsidiary of W.H. Brady Co. has commenced a cash tender offer which will expire on March 28, 1996 unless extended.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibit Index

         Exhibit 27 Financial Data Schedules


b.       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1996



                                    SIGNATURE




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 15, 1996

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